Form 10QSB/A
period 2008-03-31
Stalar 3 Inc.
filed 2008-05-27
CIK 1419983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends our quarterly report on Form 10-QSB for the fiscal quarter ended March 31, 2008 as filed with the Securities and Exchange Commission on May 12, 2008, and is being filed to:

      (i)   amend Item 1 of Part I in its entirety;

      (ii) amend Item 2 of Part I: Management's Discussion and Analysis of Financial Condition and Results of Operations;

      (iii) amend the state of jurisdiction of the Registrant;

      (iv)  amend Item 5(a) of Part II

This Amendment contains the complete text of the original report with the corrected information appearing in the sections mentioned in (i) thru (iv) above.

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

                                 STALAR 3, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                 MARCH 31, 2008
                                   (Unaudited)


ASSETS
Current assets
   Cash                                                                 $   496
                                                                        =======

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
   Accounts payable and accrued expenses                                $    --
                                                                        -------

      Total current liabilities                                              --

Loan payable - Officer                                                    5,510
                                                                        -------

      Total liabilities                                                   5,510
                                                                        -------

Stockholder's deficit
   Preferred stock - $0.0001 par value;
      25,000,000 shares authorized; none issued or outstanding               --
   Common stock - $0.0001 par value; 75,000,000 shares authorized;
      2,000,000 issued and outstanding                                      200
   Additional paid-in capital                                                --
   Deficit accumulated during the development stage                      (5,214)
                                                                        -------

      Total stockholder's deficit                                        (5,014)
                                                                        -------

                                                                        $   496
                                                                        =======

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 3, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               THREE MONTHS   NOVEMBER 13, 2007
                                                  ENDED         (Inception) to
                                              MARCH 31, 2008    MARCH 31, 2008
                                              --------------    --------------

Revenues                                        $        --       $        --
                                                -----------       -----------

General and administrative expenses
  Professional fees                                      --             2,500
  Organization costs                                  1,540             2,476
  Sundry                                                150               238
                                                -----------       -----------

                                                      1,690             5,214
                                                -----------       -----------

Net loss                                        $    (1,690)      $    (5,214)
                                                ===========       ===========

Loss per share:
  Loss per share                                $    (0.001)      $    (0.003)
                                                ===========       ===========

  Weighted average shares outstanding             2,000,000         2,000,000
                                                ===========       ===========

The accompanying notes are an integral part of these unaudited financial statements.

                                 STALAR 3, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               THREE MONTHS   NOVEMBER 13, 2007
                                                   ENDED        (Inception) to
                                              MARCH 31, 2008    MARCH 31, 2008
                                              --------------    --------------

Cash flows from operating activities:
  Net loss                                      $    (1,690)     $    (5,214)
                                                -----------      -----------

Net cash used in operating activities                (1,690)          (5,214)
                                                -----------      -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 --              200
  Loans from Officer                                  1,850            5,510
                                                -----------      -----------

Net cash provided by financing activities             1,850            5,710
                                                -----------      -----------

Net increase in cash                                    160              496

Cash, beginning of period                               336               --
                                                -----------      -----------

Cash, end of period                             $       496      $       496
                                                ===========      ===========

The accompanying notes are an integral part of these unaudited financial statements.

                                      STALAR 3, INC.
                              (A Development Stage Company)

                      STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                                       (Unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                                          Additional     During
                                                                           Paid-in     Development
                                                   Shares      Amount      Capital        Stage         Total
                                                ----------   ----------   ----------   ----------    ----------

Shares issued at inception, November 13, 2007   $       --   $       --   $       --   $       --    $       --

Shares issued for cash, at par $.0001            2,000,000          200           --           --           200

Net loss for the period                                 --           --           --       (5,214)       (5,214)
                                                ----------   ----------   ----------   ----------    ----------

Balance, March 31, 2008                         $2,000,000   $      200   $       --   $   (5,214)   $   (5,014)
                                                ==========   ==========   ==========   ==========    ==========

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

The results of the period ended March 31, 2008 are not necessarily indicative of the results to be expected for the period ending November 13, 2007, (inception), to September 30, 2008, the Company's year end.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2008, nor for the period November 13, 2007, (inception) to March 31, 2008 and has no operations as of the date of this filing. General and administrative expenses were $1,690 for the three months ended March 31, 2008, compared with $5,214 for the period November 13, 2007, (inception) to March 31, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $1,690 for the second fiscal quarter, compared to a net loss of $5,214 for the period November 13, 2007, (inception) to March 31, 2008.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended March 31, 2008, or subsequent period through the date hereof, which was not so reported.

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

                                   STALAR 3, INC.

Date:  May 23, 2008                By: /s/ Steven R. Fox
                                       --------------------------
                                       Steven R. Fox, President and Director