Form 10-Q
period 2009-03-31
Stalar 3 Inc.
filed 2009-05-13
CIK 1419983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q
 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO ______________

COMMISSION FILE NUMBER: 000-52973

STALAR 3, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-1402659
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

317 Madison Ave., Suite 1520,
New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 953-1544 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large Accelerated Filer	[ ] Accelerated Filer	[ ] Non-accelerated Filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ]

At March 31, 2009, 2,022,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 3, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page No.

FINANCIAL STATEMENTS (Unaudited)

Balance Sheets March 31, 2009 and September 30, 2008 (Audited)	3

Statements of Operations
For the six months ended March 31, 2009
For the period November 13, 2007, (inception) to March 31, 2008
For the period November 13, 2007, (inception) to March 31, 2009
For the three months ended March 31, 2009 and 2008
4 5

Statements of Cash Flows For the six months ended March 31, 2009 For the period November 13, 2007, (inception) to March 31, 2008 For the period November 13, 2007, (inception) to March 31, 2009	6

Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to March 31, 2009	7

Notes to Financial Statements	8-9

STALAR 3, INC.
(A Development Stage Company)

BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$631	$544

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,500	$1,869
Loan payable - Officer	17,585	10,910

Total current liabilities	19,085	12,779

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,022,500 and 2,000,000 issued and outstanding	202	200
Additional paid-in capital	898	-
Deficit accumulated during the development stage	(19,554)	(12,435)

Total stockholders' deficit	(18,454)	(12,235)

	$631	$544

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

		November 13, 2007	November 13, 2007
	Six Months Ended	(Inception) to	(Inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	7,007	2,500	13,276
Organization costs	-	2,476	5,708
Sundry	112	238	570

	7,119	5,214	19,554

Net loss	$(7,119)	$(5,214)	$(19,554)

Loss per common share:
Basic and diluted	$(0.004)	$(0.003)	$(0.010)

Weighted average number of
common shares outstanding	2,009,272	2,000,000	2,003,416

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$-	$-

General and administrative expenses
Professional fees	3,279	-
Organization costs	-	1,540
Sundry	112	150

	3,391	1,690

Net loss	$(3,391)	$(1,690)

Loss per common share:
Basic and diluted	$(0.002)	$(0.001)

Weighted average number of
common shares outstanding	2,018,961	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31, 2009	November 13, 2007 (Inception) to March 31, 2008	November 13, 2007 (Inception) to March 31, 2009
Cash flows from operating activities:
Net loss	$(7,119)	$(5,214)	$(19,554)
Increases in cash flows from operating activates resulting from changes in:
Accounts payable and accrued expenses	(369)	-	1,500

Net cash used in operating activities	(7,488)	(5,214)	(18,054)

Cash flows from financing activities:
Proceeds from issuance of common stock	900	200	1,100
Loans from Officer	6,675	5,510	17,585

Net cash provided by financing activities	7,575	5,710	18,685

Net increase in cash	87	496	631

Cash, beginning of period	544	-	-

Cash, end of period	$631	$496	$631

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,435)	(12,435)

Balance, September 30, 2008	2,000,000	200	-	(12,435)	(12,235)

Shares issued for cash, at $.04 per share	22,500	2	898	-	900

Net loss for the period	-	-	-	(7,119)	(7,119)

Balance, March 31, 2009	2,022,500	$202	$898	$(19,554)	$(18,454)

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2009 and for the three and six months ended March 31, 2009 and the periods November 13, 2007 (inception) to March 31, 2008 and November 13, 2007 (inception) to March 31, 2009,  have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007 (inception), to September 30, 2008 as disclosed in the Company's 10-KSB for that period as filed with the SEC.

The results of the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009, the Company’s fiscal year end.

Stalar 3, Inc. (the “Company”), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. The Company computes basic loss per share by dividing net loss and net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.  The Company does not have any common stock equivalents.

STALAR 3, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management to securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D – RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer has advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

NOTE E – EQUITY TRANSACTIONS

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

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-KSB for the year ended September 30, 2008 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended March 31, 2009, nor for the period November 13, 2007 (inception) to March 31, 2009 and has no operations as of the date of this filing.

General and administrative expenses were $3,391 and $1,690 for the three months ended March 31, 2009 and 2008, respectively. General and administrative expenses were $7,119 for the six month period October 1, 2008 to March 31, 2009 compared to $5,214 for the period November 13, 2007 (inception) to March 31, 2008. General and administrative expenses consist primarily of professional fees and organization expenses. We had a net loss of $3,391 and $1,690 for the three months ended March 31, 2009 and 2008, respectively, and a net loss of $7,119 for the six month period October 1, 2008 to March 31, 2009 compared to $5,214 for the period November 13, 2007 (inception) to March 31, 2008. General and administrative expenses since our inception through March 31, 2009 amount to $19,554.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January of 2009, in a transaction exempt from registration, the Registrant sold an aggregate of 22,500 shares of its Common Stock, $.0001 per share, at a price of $.04 per share, for total consideration of $900 to a total of 45 purchasers. No underwriter was involved in the transaction. The Registrant relied on Section 4 (2) of the Securities Act of 1933, as amended (the “Act”).  The proceeds were used by the Registrant for working capital.

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended March 31, 2009, or subsequent period through the date hereof, which was not so reported.

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

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company. A copy of our Code of Ethics is included as an exhibit to his Form 10-Q.

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title

14.1	Code of Ethics

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 3, INC.

Date: May 13, 2009	By: /s/ Steven R. Fox
Steven R. Fox, President and Director