Form 10-Q
period 2009-06-30
Stalar 3 Inc.
filed 2009-08-12
CIK 1419983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

 (Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

At June 30, 2009, 2,022,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STALAR 3, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

Page No.
FINANCIAL STATEMENTS (Unaudited)

Balance Sheets

June 30, 2009 and September 30, 2008 (Audited)	3

Statements of Operations

      For the nine months ended June 30, 2009
      For the period November 13, 2007, (inception) to June 30, 2008
      For the period November 13, 2007, (inception) to June 30, 2009
      For the three months ended June 30, 2009 and 2008

4 4 4 5

Statements of Cash Flows

For the nine months ended June, 2009 For the period November 13, 2007, (inception) to June30, 2008 For the period November 13, 2007, (inception) to June 30, 2009	6 6 6

Statement of Changes in Stockholders’ Deficit

For the period November 13, 2007, (inception) to June 30, 2009	7

Notes to Financial Statements	8-9

STALAR 3, INC.
(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$694	$544

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,500	$1,869
Loan payable - Officer	20,803	10,910

Total current liabilities	22,303	12,779

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,022,500 and 2,000,000 issued and outstanding	202	200
Additional paid-in capital	898	-
Deficit accumulated during the development stage	(22,709)	(12,435)

Total Stockholders' deficit	(21,609)	(12,235)

	$694	$544

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

		November 13, 2007	November 13, 2007
	Nine Months Ended	(Inception) to	(Inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	9,917	3,500	16,186
Organization costs	-	4,208	5,708
Sundry	357	458	815

	10,274	8,166	22,709

Net loss	$(10,274)	$(8,166)	$(22,709)

Loss per common share:
Basic and diluted	$(0.005)	$(0.004)	$(0.011)

Weighted average number of
common shares outstanding	2,013,681	2,000,000	2,006,385

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008

Revenues	$-	$-

General and administrative expenses
Professional fees	2,910	1,000
Organization costs	-	1,732
Sundry	245	220

	3,155	2,952

Net loss	$(3,155)	$(2,952)

Loss per common share:
Basic and diluted	$(0.002)	$(0.001)

Weighted average number of
common shares outstanding	2,022,500	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30, 2009	November 13, 2007 (Inception) to June 30, 2008	November 13, 2007 (Inception) to June 30, 2009
Cash flows from operating activities:
Net loss	$(10,274)	$(8,166)	$(22,709)
Increases in cash flows from operating
activities resulting from changes in:
Accounts payable and accrued expenses	(369)	-	1,500

Net cash used in operating activities	(10,643)	(8,166)	(21,209)

Cash flows from financing activities:
Proceeds from issuance of common stock	900	200	1,100
Loans from Officer	9,893	9,410	20,803

Net cash provided by financing activities	10,793	9,610	21,903

Net increase in cash	150	1,444	694

Cash, beginning of period	544	-	-

Cash, end of period	$694	$1,444	$694

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,435)	(12,435)

Balance, September 30, 2008	2,000,000	200	-	(12,435)	(12,235)

Shares issued for cash, at $.04 per share	22,500	2	898	-	900

Net loss for the period	-	-	-	(10,274)	(10,274)

Balance, June 30, 2009	2,022,500	$202	$898	$(22,709)	$(21,609)

The accompanying notes are an integral part of these unaudited financial statements.

STALAR 3, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2009 and for the three and nine months ended June 30, 2009 and the periods November 13, 2007 (inception) to June 30, 2008 and November 13, 2007 (inception) to June 30, 2009, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the period November 13, 2007, (inception), to September 30, 2008 as disclosed in the Company's 10-KSB for that period as filed with the SEC.

The results of the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009, the Company’s fiscal year end.

STALAR 3, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities however, has not entered into any letter of intent.

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
JUNE 30, 2009
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended June 30, 2009, nor for the period November 13, 2007 (inception) to June 30, 2009 and has no operations as of the date of this filing.

General and administrative expenses were $3,155 and $2,952 for the three months ended June 30, 2009 and 2008, respectively.  General and administrative expenses were $10,274 for the nine month period October 1, 2008 to June 30, 2009 compared to $8,166 for the period November 13, 2007 (inception) to June 30, 2008.  General and administrative expenses consist primarily of professional fees and organization expenses.  We had a net loss of $3,155 and $2,952 for the three months ended June 30, 2009 and 2008, respectively, and a net loss of $10,274 for the nine month period October 1, 2008 to June 30, 2009 compared to $8,166 for the period November 13, 2007 (inception) to June 30, 2008.  General and administrative expenses since our inception through June 30, 2009 amount to $22,709.

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

None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the second quarter of our fiscal year ended June 30, 2009, or subsequent period through the date hereof, which was not so reported.

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

We have adopted a Code of ethics that applies to all of our executive officers, directors and employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from the Company.

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation*

3.1(i)	Certificate of Correction to Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics**

31.1	Certification of Steven R. Fox, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Steven R. Fox, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Steven R. Fox, Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Incorporated by reference from the Company's registration statement on Form 10-SB filed on December 12, 2007
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 13, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 3, INC.

Date: August 12, 2009	/s/ Steven R. Fox
Steven R. Fox, President and Director