Form 10-Q
period 2009-12-31
Stalar 3 Inc.
filed 2010-03-15
CIK 1419983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

 (Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

(310) 883-1300
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

At March 9, 2010, 2,022,500 shares of the Registrant's Common Stock and no shares of the Registrant's Preferred Stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

STALAR 3, INC.
(A Development Stage Company)

INDEX TO INTERIM FINANCIAL STATEMENTS

Page No.

INTERIM FINANCIAL STATEMENTS (Unaudited)

Interim Balance Sheets December 31, 2009 and September 30, 2009	3

Interim Statements of Operations For the three months ended December 31, 2009 and 2008 For the period November 13, 2007, (inception) to December 31, 2009	4
Interim Statements of Cash Flows For the three months ended December 31, 2009 and 2008 For the period November 13, 2007, (inception) to December 31, 2009	5

Interim Statement of Changes in Stockholders’ Deficit For the period November 13, 2007, (inception) to December 31, 2009	6

Notes to Interim Financial Statements	7-8

STALAR 3, INC.
(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$14,974	$10,458
Loan payable - Officer	-	21,803

Total current liabilities	14,974	32,261

Stockholders' deficit
Preferred stock - $0.0001 par value;
25,000,000 shares authorized; none issued or outstanding	-	-
Common stock - $0.0001 par value; 75,000,000 shares authorized;
2,022,500 issued and outstanding	202	202
Additional paid-in capital	24,659	898
Deficit accumulated during the development stage	(39,835)	(33,272)

Total stockholders' deficit	(14,974)	(32,172)

	$-	$89

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 3, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Revenues	$-	$-	$-

General and administrative expenses
Professional fees	6,266	3,728	32,260
Organization costs	-	-	5,708
Interest expense	183	-	933
Sundry	114	-	934

	6,563	3,728	39,835

Net loss	$(6,563)	$(3,728)	$(39,835)

Loss per common share:
basic and diluted	$(0.003)	$(0.002)

Weighted average number of
common shares outstanding,
basic and diluted	2,022,500	2,000,000

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 3, INC.
(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		November 13, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss	$(6,563)	$(3,728)	$(39,835)
Increase in cash flows from operating
activities resulting from changes in:
Accounts payable and accrued expenses	5,449	2,631	15,907

Net cash used in operating activities	(1,114)	(1,097)	(23,928)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	1,100
Loans from Officer	1,025	1,150	22,828

Net cash provided by financing activities	1,025	1,150	23,928

Net (decrease) increase in cash	(89)	53	-

Cash, beginning of period	89	544	-

Cash, end of period	$-	$597	$-

Supplemental cash flow information:
Non-cash investing and financing activities:
Officer's loan contributed to capital	$23,761	$-	$23,761

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 3, INC.
(A Development Stage Company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)

	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Shares issued at inception, November 13, 2007	-	$-	$-	$-	$-

Shares issued for cash, at par $.0001	2,000,000	200	-	-	200

Net loss for the period	-	-	-	(12,435)	(12,435)

Balance, September 30, 2008	2,000,000	200	-	(12,435)	(12,235)

Shares issued for cash, at $.04 per share	22,500	2	898	-	900

Net loss for the year	-	-	-	(20,837)	(20,837)

Balance, September 30, 2009	2,022,500	202	898	(33,272)	(32,172)

Officer's loan contributed to capital	-	-	23,761	-	23,761

Net loss for the period	-	-	-	(6,563)	(6,563)

Balance, December 31, 2009	2,022,500	$202	$24,659	$(39,835)	$(14,974)

The accompanying notes are an integral part of these unaudited interim financial statements.

STALAR 3, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE A – NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited financial statements as of December 31, 2009 and for the three months ended December 31, 2009 and 2008 and the period November 13, 2007 (inception) to December 31, 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended September 30, 2009 and for the period November 13, 2007 (inception) to September 30, 2009 as disclosed in the Company's 10-K for that period as filed with the SEC.

The results of the period ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2010, the Company’s fiscal year end.

STALAR 3, Inc. (‟the Company‟), was incorporated in the State of Delaware on November 13, 2007.  The Company, which is in the development stage, is a “shell company”, because it has no or nominal assets, other than cash, and no or nominal operations.  The Company was formed to pursue a business combination with an operating private company, foreign or domestic, seeking to become a reporting, “public” company.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company has been engaged in organizational efforts, obtaining initial financing and has commenced negotiations with various operating entities; however, it has not entered into any letter of intent to date.

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

STALAR 3, INC.
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE C – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company, however, has minimal assets and working capital and lacks a sufficient source of revenues, which creates uncertainty about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern and to realize its assets and to discharge its liabilities is dependent upon the Company’s management securing a business combination.  Management intends to fund working capital requirements for the foreseeable future and believes that the current business plan, if successfully implemented, may provide the opportunity for the Company to continue as a going concern.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE D - RELATED PARTY TRANSACTIONS

Equity Transaction

In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.

Loan Payable - Officer

The officer had advanced funds to the Company to cover cash requirements.  The loan was unsecured and was payable on demand with interest at the prime rate.  In December 2009, pursuant to a stock purchase agreement, the officer’s loan was contributed to capital, see Note E.

NOTE E – EQUITY TRANSACTIONS

In January 2009, the Company issued 22,500 shares of common stock to unrelated parties at a per share price of $.04 for total cash proceeds of $900, pursuant to a Common Stock offering.

On December 9, 2009, all of the Company’s shares were acquired by an unrelated party for cash.  Pursuant to certain provisions of the tax law, this event is a significant change in ownership that will limit net operating loss carryforwards available for use in any given year.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our Annual Report on form 10-K for the year ended September 30, 2009 and in any press releases and other communications to shareholders that may be issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated on November 13, 2007. The Company, which is in the development stage, has had no operations during the quarterly period ended December 31, 2009, nor for the period November 13, 2007 (inception) to December 31, 2009 and has no operations as of the date of this filing.

General and administrative expenses were $6,563 for the three months ended December 31, 2009 compared to $3,728 for the three month period October 1, 2008 to December 31, 2008, and were $39,835 for the period November 13, 2007 (inception) to December 31, 2009. General and administrative expenses consist primarily of professional fees, organizational costs and interest expenses. We had a net loss of $3,158 for the first fiscal quarter compared to a net loss of $6,563 for the period October 1, 2008 to December 31, 2008.  General and administrative expenses since our inception through December 31, 2009 amount to $39,835.

Off-balance Sheet Arrangements

None

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. - CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("Evaluation Date"), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, our principal executive officer and principal financial officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

(a) There was no information we were required to disclose in a report on Form 8-K during the first quarter of our fiscal year ended December 31, 2009, or subsequent period through the date hereof, which was not so reported.

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

ITEM 6 - EXHIBITS

Exhibit
Number	Exhibit Title

3.1	Certificate of Incorporation*

3.1(i)	Certificate of Correction to Certificate of Incorporation*

3.2	Bylaws*

14.1	Code of Ethics**

31.1	Certification of Bruce Wendel, as principal executive officer, pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Bruce Wendel, as principal financial officer, pursuant to Rule 13a-14(a)/15d-14(a)

32	Certification of Bruce Wendel, principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Incorporated by reference from the Company's registration statement on Form 10-SB filed on December 12, 2007
** Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 3, INC.

Date: March 9, 2010	By: /s/ Bruce Wendel
Bruce Wendel, President, CFO and Director