Form 10-K/A
period 2010-09-30
Stalar 3 Inc.
filed 2011-02-02
CIK 1419983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2010
Or

☐	Transitional Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, $0.0001 Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
State issuer’s revenues for its most recent fiscal year. The Company had no revenues during its fiscal year ending September 30, 2010.
As of December 17, 2010, 2,022,500 shares of the Registrant’s Common Stock and no shares of the Registrant’s Preferred Stock were issued and outstanding.

ITEM 9A(T). CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
Stalar 3, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC on December 17, 2010 (the “Original Report”). This Amendment amends and restates Item 9A(T). Internal Controls and Procedures and the Report of Independent Registered Public Accounting Firm. This Amendment is being filed to enhance the Company’s disclosures under the above-referenced items in response to comments from the Staff of the SEC given in connection with its review of the Company’s recent filings under the Securities Exchange Act of 1934.
Except as described above, the Original Report has not been amended, updated or otherwise modified. The Original Report, as amended by this Amendment, continues to speak as of the date of the Original Report and does not reflect events occurring after the filing of the Original Report or update or otherwise modify any related or other disclosures, including forward-looking statements. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Report.

ITEM 9A(T). CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our original Form 10-K did not include management’s report on internal controls over financial reporting which is a required item pursuant to Regulation S-K. Because of this omission, our Principal Executive Officer and Principal Financial Officer have reevaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in providing a reasonable level of assurance that the information required to be disclosed in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The following material weakness in our disclosure controls and procedures as of September 30, 2010 was identified:
•
As a shell company with no operations or investments, we do not have any full-time employees. Our single officer devoted time to our affairs on an “as needed” basis. As a result, our ability to coordinate, review timely and file financial reports may not have been adequate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by the Company’s internal controls.
Subsequent to period end, a number of actions have been undertaken to remediate the material weakness noted above. In connection with the acquisition of Abraxis BioScience, Inc. (“Abraxis”) by Celgene Corporation (“Celgene”), we have appointed additional officers and directors, increasing the number of officers from one single individual who served as both the single officer and director to four officers consisting of a President, Chief Financial Officer, Treasurer and a Vice President-Tax. These four officers also serve as directors. Also in connection with the acquisition of Abraxis by Celgene, our public filings are now subject to review by the staff of Celgene. In addition, the Company may file a Form 15 to deregister our securities with the SEC and terminate future SEC reporting obligations.
Management’s Report on Internal Control Over Financial Reporting.
Our Management, including our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our assessment included consideration of the material weakness identified in the disclosure controls above and we concluded that the weakness identified above did not impact reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles when also considering our limited size and complexity. Based on our assessment, we believe that, as of September 30, 2010, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV
ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as part of this amended Annual Report on Form 10-K:
Financial Statements
Incorporated by reference to our annual report on Form 10-K for the fiscal year ended September 30, 2010.
Financial Statement Schedules
No financial statement schedules are required to be presented.
Exhibits

Exhibit
Number	Title of Document

3.1	Articles of Incorporation (1)

3.1 (i)	Certificate of Correction to Certificate of Incorporation (1)

3.2	Bylaws (1)

14.1	Code of Ethics (2)

23.1	Consent of MSCM LLP (3)

31.1	Certification of principal executive officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s registration statement on Form 10-SB filed on December 12, 2007.

(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 7, 2009.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 3, INC.
Dated: February 2, 2011	By:	/s/ Perry Karsen
Perry Karsen,
President and Director

701 Evans Avenue 8th Floor Toronto, Ontario Canada M9C 1A3	telephone: facsimile: email: website:	(416) 626-6000 (416) 626-8650 info@mscm.ca www.mscm.ca
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Stalar 3, Inc. (A Development Stage Company)
We have audited the accompanying balance sheets of Stalar 3, Inc. as of September 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stalar 3, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from November 13, 2007 (Inception) to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.
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