Form 10-K/A
period 2010-09-30
Stalar 3 Inc.
filed 2011-02-08
CIK 1419983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

ITEM 8. FINANCIAL STATEMENTS
ITEM 9A(T). CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIALS STATEMENTS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
Stalar 3, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) with the Securities and Exchange Commission (the “SEC”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 as filed with the SEC on December 17, 2010 (the “Original Report”). The Company previously filed Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) on February 2, 2011. Amendment No. 1 amended and restated Item 9A(T). Internal Controls and Procedures and the Report of Independent Registered Public Accounting Firm. The amended Report of Independent Registered Public Accounting Firm was presented in Amendment No. 1 and the accompanying financial statements and notes were not included, resulting in Item 8 of Amendment No. 1 being incomplete. This Amendment includes all of the contents of Amendment No. 1 and additionally includes financial statements and schedules in order to include all of the required elements of Item 8. The financial statements and schedules have not been amended, updated or otherwise modified from the Original Report. Currently dated certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment as required by Rule 12b-15 under the Securities Exchange Act of 1934.
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

1

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

2

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

3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STALAR 3, INC.

Dated: February 8, 2011	By	/s/ Perry Karsen Perry Karsen, President
and Director

4

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

Signed: /s/ MSCM LLP

Toronto, Ontario

December 13, 2010

STALAR 3, INC.
(A Development Stage Company)
BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009

	2010	2009
ASSETS
Current assets
Cash	$—	$89

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,000	$10,458
Due to Parent	16,423	—
Loan payable — Officer	—	21,803

Total current liabilities	21,423	32,261

Stockholder’s deficit
Preferred stock — $0.0001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock — $0.0001 par value; 75,000,000 shares authorized; 2,022,500 issued and outstanding	202	202
Additional paid-in capital	24,659	898
Deficit accumulated during the development stage	(46,284)	(33,272)

Total stockholder’s deficit	(21,423)	(32,172)

	$—	$89

The accompanying notes are an integral part of these financial statements.

STALAR 3, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Revenues	$—	$—	$—

General and administrative expenses
Professional fees	9,790	19,725	35,784
Organization costs	—	—	5,708
Interest expense	183	750	933
Sundry	3,039	362	3,859

	13,012	20,837	46,284

Net loss	$(13,012)	$(20,837)	$(46,284)

Loss per common share:
basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,022,500	2,015,904

The accompanying notes are an integral part of these financial statements.

STALAR 3, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			November 13, 2007
	Year Ended	Year Ended	(Inception) to
	September 30, 2010	September 30, 2009	September 30, 2010
Cash flows from operating activities:
Net loss	$(13,012)	$(20,837)	$(46,284)
(Decrease) increase in cash flows from operating activities resulting from changes in:
Accounts payable and accrued expenses	(4,525)	8,589	5,933

Net cash used in operating activities	(17,537)	(12,248)	(40,351)

Cash flows from financing activities:
Due to Parent	16,423	—	16,423
Loans payable — Officer	1,025	10,893	22,828
Proceeds from issuance of common stock	—	900	1,100

Net cash provided by financing activities	17,448	11,793	40,351

Net decrease in cash	(89)	(455)	—
Cash, beginning of period	89	544	—

Cash, end of period	$—	$89	$—

Supplemental cash flow information:
Non-cash investing and financing activities Officer’s loan contributed to capital	$23,761	$—	$23,761

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

STALAR 3, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
NOTE A — NATURE OF BUSINESS AND BASIS OF PRESENTATION
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts payable and accrued expenses, due to parent, and loan payable — officer. The carrying value approximates fair value due to the short maturity of these instruments.
NOTE C — PREFERRED STOCK
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
NOTE D — INCOME TAXES
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
NOTE E — RECENTLY ISSUED ACCOUNTING STANDARDS
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

NOTE F — RELATED PARTY TRANSACTIONS
Due to Parent
The Company has received cash advances from the Parent to help fund the Company’s operations. The unsecured advances are non-interest bearing and are due on demand.
Loan Payable — Officer
The officer had advanced funds to the Company to cover cash requirements. The loan is unsecured and is payable on demand with interest at the prime rate.
Equity Transaction
In November 2007, the Company issued 2,000,000 shares of common stock to the sole officer and director for total proceeds of $200.
NOTE G — EQUITY TRANSACTIONS
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